Form 10-K/A
period 2012-12-31
WFRBS Commercial Mortgage Trust 2012-C6
filed 2014-01-29
CIK 1542830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Wells Fargo Bank, National Association
C-III Commercial Mortgage LLC
The Royal Bank of Scotland
Basis Real Estate Capital II, LLC
Liberty Island Group I LLC
(exact name of the sponsors as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-3867659 38-3867660 38-3867661 (I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, National Association 9062 Old Annapolis Road Columbia, MD (Address of principal executive offices)	21045 (Zip Code)

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

    Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange

Commission on March 28, 2013 (the “Original Form 10-K”), which was amended by the registrant’s Annual Report on Form 10-K (Amendment No. 1), filed with the Securities and Exchange Commission on August 22, 2013, is (i) to file a revised Report of Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Certificate Administrator (in such capacity, the “Certificate Administrator”), dated December 20, 2013, as a replacement to the Report of Assessment of Compliance with Servicing Criteria for the Certificate Administrator, dated February 28, 2013, filed as Exhibit 33.7 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, and (ii) to file a revised Attestation Report on Assessment of Compliance with Servicing Criteria for the Certificate Administrator, dated December 20, 2013, as a replacement to the Attestation Report on Assessment of Compliance with Servicing Criteria for the Certificate Administrator, dated February 28, 2013, filed as Exhibit 34.7 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, each such replacement being made as a result of receipt by the issuing entity of a letter, dated December 20, 2013 (the “Notice Letter”), from the Corporate Trust Services Division of Wells Fargo Bank, National Association, a copy of which is filed as Exhibit 99.8 of the Exhibits, Financial Statement Schedules under Item 15, notifying the issuing entity of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, National Association, as Certificate Administrator.  The Certificate Administrator has informed the registrant that it does not plan to amend any past Assessment of Compliance with Servicing Criteria or related Attestation Report on Assessment of Compliance to address omitted transactions from the Certificate Administrator’s platform for those periods prior to 2012 discussed in the Notice Letter.

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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services Division of Wells Fargo Bank, National Association (the "2012 Wells Assessment") for its platform, as Certificate Administrator (“Wells Fargo”), discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K as Exhibit 33.7.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargo’s determination that there were material instances of noncompliance at the platform level.

Schedule A

Material Instances of Noncompliance by the Company

Wells Fargo's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:

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

Schedule B

Wells Fargo's Discussion on Material Instances of Noncompliance by the Company

Disclosure: During the Period, Wells Fargo identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Wells Fargo determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

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

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Wells Fargo's determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Wells Fargo's determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Wells Fargo's determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Wells Fargo's determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Wells Fargo delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Wells Fargo's determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

Further Disclosure1:  Earlier this year, the Staff of the Securities Exchange Commission issued a comment letter to an issuer of certain residential mortgage-backed securities with questions regarding its 2012 Form 10-K filings.  Three of the questions posed on such comment letter pertained to Wells Fargo’s Schedule B discussion of the material instances of noncompliance on its platform set forth above.  The comment letter questions and Wells Fargo’s response to such questions  are set forth verbatim below beginning with the second succeeding paragraph (the “Comment Letter Questions and Wells Fargo Responses”).

The statistics about Identified Payment Errors and Identified Reporting Errors (as such terms are defined in the responses below) set forth in Wells Fargo’s responses below were based on information known as of February 28, 2013, the date of the original Assessment of Compliance with Applicable Servicing Criteria.  As of the date of this amended assessment of compliance with applicable servicing criteria, Wells Fargo is aware of an additional 18 Identified Payment Errors and an additional 29 Identified Reporting Errors.  The additional errors were found both on platform transactions that are denoted as omitted transactions on Appendix A hereto and on non-omitted platform transactions.  The discussion in the below responses about the Identified Payment Errors and Identified Reporting Errors, including statements about remediation, is applicable to these additional Identified Payment Errors and Identified Reporting Errors.

Comment Letter Questions and Wells Fargo Responses2:

5. The report of Wells Fargo Bank, N.A. (“Wells Fargo”) on its assessment of compliance with applicable servicing criteria states that “certain failures in processes relating to waterfall calculations and reporting that, although adapted over time, still insufficiently addressed the impact of the unprecedented levels of collateral degradation in RMBS transactions on the calculation of principal and interest payments and losses associated investor reporting.” Your description is unclear. With a view towards disclosure please explain:

•	the specific failures in processes relating to waterfall calculations and reporting;

•	what you mean by “unprecedented levels of collateral degradation” and why that would have any effect on the calculation of the waterfall; and

•	what you mean by “adapted over time.”

Response:  For purposes of Wells Fargo’s response to questions 5, 6 and 7 of the Staff’s Comment Letter, reference is made to the following defined terms.

➢
“2012 Assessment” means, with respect to its Platform, the assessment of compliance with applicable Item 1122(d) servicing criteria prepared by management of Wells Fargo relating to the 2012 Reporting Period.

__________________

1 This section of Schedule B was not in the original Assessment of Compliance with Applicable Servicing Criteria dated February 28, 2013.

2 See footnote 1.

➢
“2012 Attestation” means the compliance attestation report of KPMG LLP, the independent registered public accounting firm engaged by Wells Fargo to issue such compliance attestation report in connection with the 2012 Assessment, for the 2012 Reporting Period.

➢	“2012 Item 1122 Compliance Reports” means the 2012 Assessment and 2012 Attestation.

➢	“2012 Reporting Period” means as of and for the year ending December 31, 2012.

➢
“Identified Payment Errors” means, with respect to the 2012 Reporting Period, the payment errors identified in the normal course of business and through specific procedures performed in connection with the preparation of the 2012 Item 1122 Compliance Reports that led to the determination that there was a material instance of noncompliance for Wells Fargo’s Platform.

➢
“Identified Reporting Errors” means, with respect to the 2012 Reporting Period, the reporting errors identified in the normal course of business and through specific procedures performed in connection with the preparation of the 2012 Item 1122 Compliance Reports that led to the determination that there was a material instance of noncompliance for Wells Fargo’s Platform.

➢
“Model” means the Model Input, the Model Program and the processes related to the Model Input and the Model Program that function together for the purpose of calculating payments in accordance with the requirements of relevant transaction documents.

➢	“Model Errors” refers to Model Input Errors and Model Program Errors.

➢
“Model Input” means data that is transmitted electronically or manually to a Model such as data from a servicer, data from financial services information providers, cash adjustments (such as reimbursable expenses) and information from programs that perform interim calculations.

➢
“Model Input Errors” means inaccurate or incomplete Model Input information, inaccuracies in receiving or processing Model Input information or inaccuracies in manual non-automated processing that lead to payment errors.

➢	“Model Program” means Model programming logic designed to calculate payments in accordance with transaction document requirements.

➢
“Model Program Errors” means inaccurate or incomplete programming or logic in the Model that does not produce calculations in accordance with the transaction documents and therefore causes payment errors and/or reporting errors.

➢
“Platform” means the trustee/master servicer/securities administrator/paying agent platform designed by Wells Fargo that corresponds to the 2012 Assessment consisting of approximately 2000 RMBS transactions in addition to other commercial mortgage-backed security and asset-backed security transactions.

➢	“RMBS” means residential mortgage-backed securities.

➢	“Wells Fargo” means the Corporate Trust Services division of Wells Fargo Bank, N.A.

•	the specific failures in processes relating to waterfall calculations and reporting;

Response:  Wells Fargo develops a unique Model for each transaction in its Platform.  On the whole, there are millions of calculations performed by the Models each payment period for the thousands of transactions in the Platform.

Wells Fargo’s waterfall payment calculation and reporting functions can be categorized into three processes:

➢	Model Inputs,
➢	Model Programs, and
➢	transmission of each Model’s output to the processes and systems that generate investor reports.

In the 2012 Reporting Period, there were 84 Identified Payment Errors on RMBS transactions3.

➢
40 of the 84 Identified Payment Errors resulted from Model Input Errors.  For example4, in certain transactions, defaulted fixed rate loans became subject to unanticipated rate modifications when the loans were modified in accordance with industry loan modification initiatives.  Because the transaction documents did not contemplate the rate modifications, the Model Input process had to be manually adapted to incorporate the rate changes.  Model Input Errors occurred when the manual adjustments were made.

_________________________

3 While there were also some Identified Payment Errors on CMBS and ABS transactions in the Platform, Schedule B to the 2012 Assessment says “[T]he identified Payment Errors and Reporting Errors that led to Wells Fargo’s determination that material instances of noncompliance with respect to the Platform had occurred was limited to certain RMBS transactions in the Platform.  There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Wells Fargo’s determination that there were material instances of noncompliance for the Platform”.  Accordingly, the statistics provided in this response relating to Identified Payment Errors and Identified Reporting Errors are limited to RMBS transactions in the Platform.

4 Because it would be impractical to provide a detailed explanation of each of the 84 Identified Payment Errors, Wells Fargo has endeavored in its responses to questions 5, 6 and 7 to provide meaningful examples of the Identified Payment Errors and Identified Reporting Errors.  The examples are illustrative but not representative of every individual error or error type.

➢
44 of the 84 Identified Payment Errors resulted from Model Program Errors.  For example, in many RMBS transactions, at the point credit support is depleted (i.e. the principal balance of the subordinate bonds is reduced to zero), payment allocations to the remaining senior bonds shift from a sequential payment priority to a pro rata payment priority.  In many cases, the transaction documents require such shift to occur “on and after” the month in which credit support is depleted and in other transactions the shift occurs “after” the month in which credit support is depleted.  Model Program Errors occurred when some Model Programs shifted payment allocations from sequential to pro rata in the wrong month inconsistent with the applicable transaction documents.  In addition, with respect to transaction documents which direct the payment priority shift “on and after” credit support depletion, Model Program Errors occurred because proper effect was not given to the word “on”.  There is an order of operations in every waterfall that directs payments to bonds first and allocations of losses to bonds second.  Because credit support depletion most often occurs from the allocation of losses to subordinate bonds, this order of operation (i.e. payments first; losses second) would have to be reversed to make a payment priority shift on the credit support depletion date.  Model Program Errors occurred when the order of operations was not reversed in this manner.

For the 2012 Reporting Period, there were 148 Identified Reporting Errors on RMBS transactions5.

➢	84 of the 148 Identified Reporting Errors resulted from the 84 Identified Payment Errors. Inaccurate payments led to inaccurate reporting.

➢	64 of the 148 Identified Reporting Errors were unrelated to the Identified Payment Errors.
o
36 of the 64 Identified Reporting Errors resulted from inaccurate/incomplete bond reporting.  Some examples of these 36 Identified Reporting Errors include inaccurate reporting variables related to investor payments, incorrect tranche balance reporting and incorrect trigger reporting.

o
28 of the 64 Identified Reporting Errors resulted from inaccurate/incomplete mortgage loan reporting.  Some examples of these 28 Identified Reporting Errors include incorrect information on the collateral statement portion of the investor report, inaccurate delinquency reporting and inaccurate loan level performance reporting.

________________________

5 See footnote 1.

•	what you mean by “unprecedented levels of collateral degradation” and why that would have any effect on the calculation of the waterfall; and

Response: “Unprecedented levels of collateral degradation” refers to the significant decrease in mortgage loan performance experienced by RMBS transactions generally over the past several years.  The significant decrease in loan performance is evidenced by the fact that over 50 percent of the RMBS transactions in Wells Fargo’s Platform have reached credit support depletion.  This is a significant event because waterfall payment priorities for the senior bonds typically change at that point.

One reason why high levels of RMBS mortgage loan performance degradation affect waterfall calculations is because such degradation contributes to Model Input Errors.  One example of such Model Input Errors relates to the extensive level of mortgage loan delinquencies and the resulting extensive levels of servicer advancing.  High levels of advancing lead to both high advance recoveries by servicers in single distribution periods and increased servicer stop advance decisions.6  These phenomena require manual processing which can result in Model Input Errors.

The high level of RMBS mortgage loan performance degradation has also contributed to Model Program Errors.  The extensive collateral losses in RMBS transactions have triggered waterfall scenarios that were considered unlikely to occur at the inception of the transactions (if they were considered at all) and were not as clearly detailed as other provisions in the transaction agreements that direct waterfall calculations and distributions.  At Model creation, those waterfall scenarios were not forecasted to reach the levels of underperformance that RMBS mortgage loans have experienced.   Because of such lack of forecasting and the absence of benchmark data7 for such scenarios from the underwriters/sponsors of the transactions or other sources, Wells Fargo was unable to test and validate such waterfall scenarios.  As a result, Model Program Errors occurred.

•	what you mean by “adapted over time.”

Response:  “Adapted over time” refers to the fact that Model Programs and Model Inputs and the processes related to Model Programs and Model Inputs are, over the life of a transaction, constantly being adjusted in an effort to ensure accurate payments.  Continual adjustments are required because the transactions and securities to which the Models relate are very complex and the technology and processes related to Model Programs and Model Inputs are equally complex.  The level of adjustment needed for Model Programs, Model Inputs, and related processes increased as mortgage loan performance degradation increased.

_____________________________

6 A stop advance decision is made by a servicer when, with respect to any advance made in the past or any proposed future advance, it determines that such advances will not be recoverable from collections on the loan or from liquidation proceeds.

7 There were principally two types of benchmark data used:  decrement tables and underwriter/sponsor cash flow projections.  The decrement tables in offering documents generally only projected out at pricing speeds with zero loss assumptions.  Reconciling Models with those decrement tables based on those assumptions would not have exposed the stresses on the Model Programs resulting from the significant mortgage loan performance degradation in recent years. In addition, cash flow projections received from the underwriters/sponsors at the time of deal issuance were projected at minimal losses which were not severe enough to expose the stresses on the Model Programs resulting from the significant collateral degradation in recent years.

6. We note reference to “Payment Errors” and “Reporting Errors.” With a view towards disclosure, please explain whether these are the same type of Payment Errors and Reporting Errors that were described in Wells Fargo’s assessment of compliance for 2011 that you further described in a response to us on December 31, 2012. In that response letter, Wells Fargo confirmed the correction and resolution of modeling errors and that indicated that adjustments to payments were made in 2012. If these are not the same type of errors as those that occurred in 2011, please state so. In either case, with a view towards disclosure, please explain:

General Response:  The Identified Payment Errors and the Identified Reporting Errors were generally similar in type to the payment and reporting errors that led to the determination that there was a material instance of noncompliance for the 2011 assessment of compliance.  However, the transactions on which the errors occurred and the exact circumstances and details giving rise to the Identified Payment Errors and Identified Reporting Errors in 2012 were different than 2011.  The correction of the 2011 identified payment errors and reporting errors was specific to the Models for the affected transactions and such corrections do not preclude the possibility that a similar type of error would occur on a different transaction with a different Model in 2012.

Examples of Model Program Errors that occurred similarly in both years involve (i) post-credit support depletion loss allocation methodology and payment priority rules (e.g., pro rata versus sequential), and (ii) the calculation of group-directed cash flows, interest calculation elements (rate, accrual day logic, etc.), and pre-credit support depletion loss allocation.

Examples of Model Input Errors that occurred similarly in both years involve (i) improper coding of cash adjustments and using incorrect prior month data, (ii) loan modification inputs related to capitalization of delinquent amounts and the recovery of advances related thereto and modified interest rates in certain transaction structures, and (iii) cash adjustments related to servicer advance reimbursements that caused errors in certain calculations (e.g., the net weighted average coupon rate calculations).

Comparing the Identified Reporting Errors to the identified reporting errors in 2011, a substantial number in each year were caused by the payment errors (i.e., reporting an incorrect payment). There were other reporting errors in both years that related to missing and incorrect bond information and missing and incorrect mortgage loan information.

•	whether the payment errors resulted in overpayments or underpayments to investors;

Response:  In most cases, the Identified Payment Errors were a combination of overpayments to one or more classes of investors or transaction parties and corresponding underpayments to one or more other classes of investors or other transaction parties.  Therefore, most of the Identified Payment Errors consisted of overpayments and underpayments that netted to zero because all the cash that was received from a transaction party in a payment cycle was distributed to investors or other transaction parties on the related payment date8.

•	the types of reporting errors that occurred and how they related to the payment errors;

Response:  84 of the 148 Identified Reporting Errors were caused by the Identified Payment Errors in that the incorrect payment led to incorrect reporting.  Since the Identified Payment Errors were calculated incorrectly, the payments were reported incorrectly.  The remaining 64 of the 148 Identified Reporting Errors were not caused by the Identified Payment Errors.  Those 64 Identified Reporting Errors consisted of missing or inaccurate information related to various bond reporting and mortgage loan reporting elements.

•	whether investors whose payments were impacted were notified of the errors and, if so, how they were notified;

Response:  Investors received notice of the Identified Payment Errors by means of the posting to Wells Fargo’s website of corrected payment date statements.  Investors received notice of Investor Reporting Errors by either a revised statement in connection with a restatement9 of the affected distributions or by correcting the reporting error on the next payment date statement.

•	whether any underpayments were paid or will be paid to investors and, if so, when the payments were made or will be made; and

Response:  With one exception10, Identified Payment Errors that resulted in underpayments to investors were rectified by means of restating affected distribution periods.  The restatements occurred between February 1, 2012 and March 1, 2013.

•	whether any future payments were adjusted to account for overpayments.

_________________

8 While most Identified Payment Errors netted to zero, a small number of the Identified Payment Errors did not net to zero.  Identified Payment Errors that did not net to zero occurred when, inadvertently, either (i) less than 100 percent the cash that was received from a transaction party (such as a servicer) in a payment cycle was distributed to investors or other transaction parties on the related payment date leaving cash in the transaction’s distribution account or (ii) an amount greater than 100 percent of the cash that was received from a transaction party (such as a servicer) in a payment cycle was distributed to investors or other transaction parties on the related payment date causing an overdraft of the transaction’s distribution account.  The scenario described in clause (i) explains the majority of circumstances where overpayments and underpayments did not net to zero.

9 As used in this response, the term “restatement” and the phrase “restating affected distribution periods” means the correction of an overpayment or underpayment experienced by a class of book-entry securities by (i) submitting a revised payment date statement for each affected distribution period to the Depository Trust Company (“DTC”) by which the DTC adjusts the accounts of the overpaid and underpaid classes, and (ii) the posting of such revised payment date statement to Wells Fargo’s website.  In accordance with its current policy, the DTC revises up to twelve months of affected distributions.  On a limited number of occasions when the affected distribution periods extended beyond such twelve month time frame, Wells Fargo included adjustments for the additional distribution periods in the restatement of the twelve distribution periods and notified investors of this fact on the revised payment date statements.  The process is similar for physical securities except that Wells Fargo interacts directly with affected holders as opposed to interacting with the DTC.

10 There is one underpayment of $4992.92 (and a corresponding overpayment of the same amount) from March 2012 which has not been remedied.  The underpayment did not occur on any transaction to which the Commission’s Comment Letter directly relates.  Wells Fargo is in the process of determining an appropriate course of action with regard to this underpayment.

Response:    With one exception described in footnote 8, Identified Payment Errors that resulted in overpayments to investors were rectified by restating the affected distribution periods.  Except with respect to one Identified Payment Error on one transaction unrelated to the transactions to which the Comment Letter relates, no future payments were adjusted in connection with overpayment errors.  In that one case, distributions to one class of certificates were adjusted over three distribution dates and such adjustment was disclosed on the respective distribution date statements.

7. While we note that Wells Fargo further states that “[a]ppropriate actions have been taken or are in the process of being taken to remediate” the identified errors and “adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.” This disclosure, however, does not provide any indication as to the nature and scope of the failures, or the impact of the identified material instances of noncompliance. We believe a more granular discussion is necessary to understand how these steps have addressed the identified material instances of noncompliance. With a view towards disclosure, please explain:

•	the specific actions that have been taken or are in the process of being taken to remediate the identified payment errors and reporting errors;

Response:   Except as discussed in footnote 8, Wells Fargo has remediated all of the 84 Identified Payment Errors through restatements of the affected distribution periods. The restatements occurred between February 1, 2012 and March 1, 2013.  Wells Fargo has remediated all 148 Identified Reporting Errors by either issuing a revised statement in connection with a restatement of the affected payments or by ensuring that the reporting element in question was correctly reported on the next payment date statement.

•	the specific adjustments that have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the platform; and

Response:   Wells Fargo has determined to address not only the specific errors that led to the determination of material instances of non-compliance on the RMBS component of its Platform, but also to take proactive measures to identify other problems with its Models that could cause payment or reporting errors. Accordingly, Wells Fargo has undertaken an expansive project to identify, rectify and prevent problems with its Models and the individual transactions that exhibited these problems.  Wells Fargo is in the early stages of this project.  Due to the size of the RMBS component of its Platform, this is a long term, intensive project involving significant internal and external resources.  In conjunction with other steps taken, Wells Fargo believes that this initiative will result in ongoing improvements to its payment and reporting processes.

•	any other steps that Wells Fargo has undertaken or will undertake to ensure that similar errors do not occur in the future.

Response:    Throughout 2012 and 2013, Wells Fargo has adopted numerous other initiatives in an effort to add rigor to its operational processes and quality control measures.  The initiatives relate to both preventing Model

Errors and identifying and correcting Model Errors.  Examples of measures to prevent Model Errors include, among other things, enhancements to its (i) new Model creation procedures, (ii) procedures for pre-closing review of waterfall language in transaction documents, and (iii) procedures for pre-payment date testing of transaction level payment calculations and reporting elements.  Examples of measures to identify and correct Model Errors include, among other things, (a) enhanced procedures relating to Model revisions, (b) the creation of a team charged with conducting a careful analysis of every Model Error to determine if any additional controls are necessary to prevent the errors from re-occurring, and (c) the creation of a team to proactively perform Model Program corrections to prevent future Model Errors.  Wells Fargo has hired over two dozen additional staff and reorganized various teams to more effectively manage the above-mentioned operational processes and quality control measures.

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
    33.7 Wells Fargo Bank, as Certificate Administrator.
    33.8 Wells Fargo Bank, National Association as Custodian incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on August 22, 2013 (File No. 333-172366-02).

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
    34.7 Wells Fargo Bank, as Certificate Administrator.
    34.8 Wells Fargo Bank, National Association as Custodian incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on August 22, 2013 (File No. 333-172366-02).

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

   (99.7) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the issuing entity regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian (filed by the issuing entity on August 22, 2013, as Exhibit 99.7 of the Annual Report on Form 10-K (Amendment No. 1), for the reasons set forth in the explanatory note thereto and incorporated by reference herein)

   (99.8) Letter dated December 20, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Certificate Administrator to the issuing entity regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Certificate Administrator.

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

    Date:   January 29, 2014

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
    33.7 Wells Fargo Bank, as Certificate Administrator.

    33.8 Wells Fargo Bank, National Association as Custodian incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on August 22, 2013 (File No. 333-172366-02).

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
    34.7 Wells Fargo Bank, as Certificate Administrator.
    34.8 Wells Fargo Bank, National Association as Custodian incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on August 22, 2013 (File No. 333-172366-02).

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

   (99.7) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the issuing entity regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian (filed by the issuing entity on August 22, 2013, as Exhibit 99.7 of the Annual Report on Form 10-K (Amendment No. 1), for the reasons set forth in the explanatory note thereto and incorporated by reference herein).

   (99.8) Letter dated December 20, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Certificate Administrator to the issuing entity regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Certificate Administrator.