Form 10-K/A
period 2013-12-31
WFRBS Commercial Mortgage Trust 2012-C6
filed 2014-08-29
CIK 1542830

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K”) is (i) to file as Exhibit 99.7 the Primary Servicing Agreement, dated as of April 1, 2012, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc. (“Prudential”), as Primary Servicer and (ii) to file a report on assessment of compliance with servicing criteria, attestation report on assessment of compliance with servicing criteria and servicer compliance statement for Prudential.

Prudential is the primary servicer for seven (7) Mortgage Loans pursuant to the Primary Servicing Agreement.

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

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 Deutsche Bank Trust Company Americas as Trustee (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 Deutsche Bank Trust Company Americas as Trustee (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas as Trustee (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Prudential Asset Resources, Inc., as Primary Servicer

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

(99.7) Primary Servicing Agreement, dated as of April 1, 2012, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer incorporated by reference from Exhibit 99.7 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on August 29, 2014.

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

Date:   August 29, 2014

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of April 1, 2012, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 Deutsche Bank Trust Company Americas as Trustee (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 Deutsche Bank Trust Company Americas as Trustee (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas as Trustee (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Prudential Asset Resources, Inc., as Primary Servicer

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

(99.7) Primary Servicing Agreement, dated as of April 1, 2012, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer incorporated by reference from Exhibit 99.7 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on August 29, 2014.