Form 10-K
WFRBS Commercial Mortgage Trust 2012-C6
filed 2015-03-31
CIK 1542830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

 (Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file numberof the issuing entity: 333-172366-02

Central Index Key Number of the issuing entity: 0001542830

WFRBS Commercial Mortgage Trust 2012-C6

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779
Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906
Wells Fargo Bank, National Association
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541214
C-III Commercial Mortgage LLC
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000729153
The Royal Bank of Scotland plc
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542105
Basis Real Estate Capital II, LLC
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001555501
Liberty Island Group I LLC
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541615

RBS Financial Products Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3867659 38-3867660 38-3867661 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association
9062 Old Annapolis Road
Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:
(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /x/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /x/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /x/Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /x/  (Do not check if a smaller reporting company)                             Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /x/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association (“Wells Fargo Bank”), as certificate administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on April 2, 2012 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

 4.1          Pooling and Servicing Agreement, dated as of April 1, 2012, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

31            Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association as Master Servicer
33.2 Rialto Capital Advisors, LLC as Special Servicer
33.3 Deutsche Bank Trust Company Americas as Trustee
33.4 Wells Fargo Bank, National Association as Certificate Administrator
33.5 Wells Fargo Bank, National Association as Custodian
33.6 Pentalpha Surveillance LLC as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
33.8 National Tax Search, LLC as Servicing Function Participant
33.9 Prudential Asset Resources, Inc. as Servicing Function Participant

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association as Master Servicer
34.2 Rialto Capital Advisors, LLC as Special Servicer
34.3 Deutsche Bank Trust Company Americas as Trustee
34.4 Wells Fargo Bank, National Association as Certificate Administrator
34.5 Wells Fargo Bank, National Association as Custodian
34.6 Pentalpha Surveillance LLC as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
34.8 National Tax Search, LLC as Servicing Function Participant
34.9 Prudential Asset Resources, Inc. as Servicing Function Participant

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association as Master Servicer
35.2 Rialto Capital Advisors, LLC as Special Servicer
35.3 Wells Fargo Bank, National Association as Certificate Administrator

99.1         Mortgage Loan Purchase Agreement, dated March 16, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.2         Mortgage Loan Purchase Agreement, dated March 16, 2012, between The Royal Bank of Scotland plc and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.3         Mortgage Loan Purchase Agreement, dated March 16, 2012, between Liberty Island Group I LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.4         Mortgage Loan Purchase Agreement, dated March 16, 2012, between C-III Commercial Mortgage LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.5         Mortgage Loan Purchase Agreement, dated March 16, 2012, between Basis Real Estate Capital II, LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.6         Mortgage Loan Purchase Agreement, dated March 16, 2012, between RBS Financial Products Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.6 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

(b)           The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)            Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of April 1, 2012, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association as Master Servicer
33.2 Rialto Capital Advisors, LLC as Special Servicer
33.3 Deutsche Bank Trust Company Americas as Trustee
33.4 Wells Fargo Bank, National Association as Certificate Administrator
33.5 Wells Fargo Bank, National Association as Custodian
33.6 Pentalpha Surveillance LLC as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
33.8 National Tax Search, LLC as Servicing Function Participant
33.9 Prudential Asset Resources, Inc. as Servicing Function Participant

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association as Master Servicer
34.2 Rialto Capital Advisors, LLC as Special Servicer
34.3 Deutsche Bank Trust Company Americas as Trustee
34.4 Wells Fargo Bank, National Association as Certificate Administrator
34.5 Wells Fargo Bank, National Association as Custodian
34.6 Pentalpha Surveillance LLC as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
34.8 National Tax Search, LLC as Servicing Function Participant
34.9 Prudential Asset Resources, Inc. as Servicing Function Participant

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association as Master Servicer
35.2 Rialto Capital Advisors, LLC as Special Servicer
35.3 Wells Fargo Bank, National Association as Certificate Administrator

99.1         Mortgage Loan Purchase Agreement, dated March 16, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.2         Mortgage Loan Purchase Agreement, dated March 16, 2012, between The Royal Bank of Scotland plc and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.3         Mortgage Loan Purchase Agreement, dated March 16, 2012, between Liberty Island Group I LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.4         Mortgage Loan Purchase Agreement, dated March 16, 2012, between C-III Commercial Mortgage LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.5         Mortgage Loan Purchase Agreement, dated March 16, 2012, between Basis Real Estate Capital II, LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.

99.6         Mortgage Loan Purchase Agreement, dated March 16, 2012, between RBS Financial Products Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.6 of the issuing entity's Current Report on Form 8-K filed with the Commission on June 22, 2012.