Form 10-K
period 2016-12-31
WFRBS Commercial Mortgage Trust 2012-C6
filed 2017-03-24
CIK 1542830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-172366-02

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTE

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer)  to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following with respect to Deutsche Bank Trust Company Americas as Trustee and Wells Fargo Bank, National Association as Certificate Administrator and as Custodian.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer

99.1 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.4  Mortgage Loan Purchase Agreement, dated as of March 16, 2012, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.7 Primary Servicing Agreement, dated as of April 1, 2012, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on August 29, 2014 under Commission File No. 333-172366-02 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 24, 2017

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

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer

99.1 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.4  Mortgage Loan Purchase Agreement, dated as of March 16, 2012, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of March 16, 2012, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on June 22, 2012 under Commission File No. 333-172366-02 and incorporated by reference herein)

99.7 Primary Servicing Agreement, dated as of April 1, 2012, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on August 29, 2014 under Commission File No. 333-172366-02 and incorporated by reference herein)